Form 10QSB
period 2000-03-31
CYBERBOY INC
filed 2000-05-15
CIK 1017305

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

   [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2000.

   [  ]  Transition report under Section 13 or 15(d) of the Securities Exchange
         Act of 1934 for the transition period from ________ to ________.

         Commission file number: 0-29505
                                 -------


                                 CYBERBOY, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)




             Nevada                                       88-0356040
             ------                                       ----------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                       Identification No.)





            268 West 400 South, Suite 300, Salt Lake City, Utah 84101
            ---------------------------------------------------------
               (Address of principal executive office) (Zip Code)


                                 (801) 575-8073
                           ---------------------------
                           (Issuer's telephone number)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes______ No XX

The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of May 12, 2000 was 2,042,000.

                                 TABLE OF CONTENTS

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS..................................................3

Unaudited Balance Sheet as of March 31, 2000 and December 31, 1999.............4

Unaudited Statement of Operations for the three months ended March 31, 2000 and 1999 and February 15, 1996 (Date of Inception) to March 31, 2000...........5

Unaudited Statement of Cash Flows for the three months ended March 31, 2000 and 1999 and February 15, 1996 (Date of Inception) to December 31, 1999........6

Notes to Condensed Financial Statements........................................7


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.............8


                                     PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K......................................8

SIGNATURES.....................................................................9

INDEX TO EXHIBITS.............................................................10







                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

                                     PART I

ITEM 1.           FINANCIAL STATEMENTS

As used herein, the term "Company" refers to Cyberboy Inc., a Nevada corporation, and its subsidiaries and predecessors unless otherwise indicated. Consolidated, unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended March 31, 2000 and statements of operations, statements of shareholders equity and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages 4 through 8 and are incorporated herein by this reference.










                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

                                 CYBERBOY, INC.
                          (A Development Stage Company)
                                 Balance Sheets
                   As Of March 31, 2000 and December 31, 1999

                                                                                    (Unaudited)
                                                                                     March 31,          December
                                                                                        2000            31, 1999
                                                                                   --------------    --------------
ASSETS
CURRENT ASSETS:

     Cash                                                                         $           411   $             -
                                                                                   --------------    --------------
     TOTAL CURRENT ASSETS                                                                     411                 -

TOTAL ASSETS                                                                      $           411   $           360
                                                                                   ==============    ==============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts Payable - Related Party                                                       1,010                 -
                                                                                   --------------    --------------
     TOTAL CURRENT LIABILITIES                                                              1,010                 -

STOCKHOLDERS' EQUITY:
     Preferred stock, $.001 par value; authorized 5,000,000 shares; no
     shares issued                                                                              -                 -
     Common stock, $.001 par value; authorized 20,000,000 shares;
     shares issued and outstanding: 2,042,000 on March 31, 2000 and
     December 31, 1999                                                                      2,042             2,042
     Additional paid-in capital                                                               324               324
     Less Stock Subscriptions Receivable                                                        -              (360)
     Accumulated deficit during development stage                                          (2,965)           (2,006)
                                                                                   --------------    --------------
     TOTAL STOCKHOLDERS' EQUITY                                                              (599)                -
                                                                                   --------------    --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $           411   $             -
                                                                                   ==============    ==============


    The accompanying notes are an integral part of these financial statements

                                 CYBERBOY, INC.
                          (A Development Stage Company)
                       Unaudited Statements of Operations
             For the Three Months Ended March 31, 2000 and 1999 and
             February 15, 1996 (Date of Inception) to March 31, 2000

                                                                   March 31,         March 31,        Inception to
                                                                      2000             1999          March 31, 2000
                                                                ----------------  ---------------  ------------------
Revenue:
     None                                                      $               - $              - $                 -
                                                                ----------------  ---------------  ------------------
Expenses:
     General and administrative costs                                          -                -               2,006
     Accounting                                                              709                -                 709
     Stock Related                                                           250                -                 250
                                                                ----------------  ---------------  ------------------
Gross Expenses                                                               959                -                2965

Operating Profit (Loss)                                                     (959)               -              (2,965)
                                                                ----------------  ---------------  ------------------
Provision for income taxes                                                     -                -                   -
                                    Net loss                   $            (959)$              - $            (2,965)
                                                                ================  ===============  ==================
Net loss per common share - basic                              $               - $              - $                 -
                                                                ================  ===============  ==================
Weighted average number of shares outstanding - basic                  1,042,822        1,000,000                   -
                                                                ================  ===============  ==================














    The accompanying notes are an integral part of these financial statements

                                 CYBERBOY, INC.
                         (A Developmental Stage Company)
                       Unaudited Statements of Cash Flows
             For the Three Months Ended March 31, 2000 and 1999 and
           February 15, 1996 (Date of Inception) to December 31, 1999

                                                                                                               February 15, 1996
                                                                             March 31,         March 31,         (Inception) to
                                                                               2000               1999           March 31, 2000
                                                                          ---------------     ------------    --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net (loss)                                                          $           (959)   $           -   $              (2,965)
                                                                          ---------------     ------------    --------------------
     Adjustments  to  reconcile  net  (loss)  to  net
     cash  used  by  operating activities:

          Services and expenses paid with common stock                                  -                -                   1,006
                                                                          ---------------     ------------    --------------------
          Total adjustments                                                             -                -                   1,006
                                                                          ---------------     ------------    --------------------
     Net cash provided (used) by operating activities                                (959)               -                  (1,959)
                                                                          ---------------     ------------    --------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Loans by Related Party                                                         1,010                -                   1,010
     Capital contributions by incorporators                                           360                -                   1,360
                                                                          ---------------     ------------    --------------------
     Net cash provided by financing activities                                      1,370                -                   2,370

Net increase in cash                                                                  411                -                     411
                                                                          ---------------     ------------    --------------------
Cash, beginning                                                                         -                -                       -
                                                                          ---------------     ------------    --------------------
Cash, ending                                                             $            411    $           -   $                 411
                                                                          ===============     ============    ====================
SUPPLEMENTAL SCHEDULE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:
     Issuance of common stock for services and expenses                  $              -    $           -   $               1,006
                                                                          ===============     ============    ====================



    The accompanying notes are an integral part of these financial statements

                                  CYBERBOY, INC

              NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

                                 March 31, 2000

1.  Basis of Presentation

The accompanying consolidated unaudited condensed financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, do not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company's initial registration statement on Form 10-SB, filed with the Securities and Exchange Commission on February 15, 2000. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim operations results are not necessarily indicative of the results for the full year ended December 31, 2000.

2.  Year 2000 Compliance

As of May 12, 2000 the Company has not had or become aware of any significant problems associated with Year 2000 issues.

3.  Additional footnotes included by reference

Except as indicated in Notes above, there have been no other material changes in the information disclosed in the notes to the financial statements included in the Company's initial registration statement on Form 10-SB, filed with the Securities and Exchange Commission on February 15, 2000. Therefore, those footnotes are included herein by reference.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operations

The Company's plan of operation for the coming year is to identify and acquire a favorable business opportunity. The Company does not plan to limit its options to any particular industry, but will evaluate each opportunity on its merits. The Company anticipates that its owners, affiliates, and consultants will provide it with sufficient capital to continue operations until the end of the second quarter of 2000, but there can be no assurance that this expectation will be fully realized.

The Company does not expect to generate any meaningful revenue or incur operating expenses unless and until it acquires an interest in an operating company.

                                     PART II

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 10 of this Form 10-QSB, and are incorporated herein by this reference.

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the period covered by this Form 10-QSB.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 12th day of May, 2000.

CYBERBOY, INC.

Signature                                               Date
---------                                               ----

/s/ Richard Surber                                      May 12, 2000
-----------------------
Richard Surber
President and Director
                                        9

                                INDEX TO EXHIBITS

EXHIBIT  PAGE
NO.      NO.               DESCRIPTION
-------  ----              -----------
3(i)     *          Articles  of  Incorporation  of  the  Company  (incorporated herein by reference  from Exhibit No. 3(i) of the  Company's
                    Form  10-SB  as  filed  with  the  Securities  and  Exchange
                    Commission on February 15, 2000).

3(ii)    *          Bylaws of the Company,  as amended  (incorporated  herein by reference  from Exhibit 3(ii) of the Company's Form 10-SB as
                    filed  with  the  Securities  and  Exchange   Commission  on
                    February 15, 2000).