Form 10QSB/A
period 2000-06-30
CYBERBOY INC
filed 2000-08-22
CIK 1017305

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

                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

                                 CYBERBOY, INC.
                          (A Development Stage Company)
                                 Balance Sheets
                    As Of June 30, 2000 and December 31, 1999

                                                                                    (Unaudited)         December
                                                                                   June 30, 2000        31, 1999
                                                                                   --------------    --------------
ASSETS

CURRENT ASSETS:

     Cash                                                                         $            51   $             -
                                                                                   --------------    --------------
     TOTAL CURRENT ASSETS                                                                      51                 -

TOTAL ASSETS                                                                      $            51   $             -
                                                                                   ==============    ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

     Accounts Payable - Related Party                                                         650                 -
                                                                                   --------------    --------------
     TOTAL CURRENT LIABILITIES                                                                650                 -

STOCKHOLDERS' EQUITY:

     Preferred stock, $.001 par value; authorized 5,000,000 shares; no
     shares issued                                                                              -                 -
     Common stock, $.001 par value; authorized 20,000,000 shares;
     shares issued and outstanding: 2,042,000 on June 30, 2000 and
     December 31, 1999                                                                      2,042             2,042
     Additional paid-in capital                                                               324               324
     Less Stock Subscriptions Receivable                                                        -              (360)
     Accumulated deficit during development stage                                          (2,965)           (2,006)
                                                                                   --------------    --------------
     TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                                                 (599)                -
                                                                                   --------------    --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $           51    $             -
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