Form 10QSB
period 2001-03-31
CYBERBOY INC
filed 2001-05-15
CIK 1017305

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
   [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2001.

   [  ]  Transition report under Section 13 or 15(d) of the Securities Exchange
         Act of 1934 for the transition period from          to               .


         Commission file number: 0-29505


                                 CYBERBOY, INC.
        (Exact name of small business issuer as specified in its charter)




              Nevada                                  88-0356040
 (State or other jurisdiction of                   (I.R.S. Employer
  incorporation or organization)                  Identification No.)





            268 West 400 South, Suite 300, Salt Lake City, Utah 84101
           -----------------------------------------------------------
               (Address of principal executive office) (Zip Code)


                                 (801) 575-8073
                           (Issuer's telephone number)



Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes XX           No
                                       ------          ---------

The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of May 11, 2001 was 2,042,000.

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS..................................................3

Unaudited Balance Sheet as of March 31, 2001...................................4

Unaudited Statement of Operations for the three months ended March 31, 2001 and
2000 and February 15, 1996 (Date of Inception) to March 31, 2001...............5

Unaudited Statement of Cash Flows for the three months ended March 31, 2001 and
2000 and February 15, 1996 (Date of Inception) to March 31, 2001...............6

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K......................................8

SIGNATURES.....................................................................9

INDEX TO EXHIBITS.............................................................10












                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

                                     PART I

ITEM 1.           FINANCIAL STATEMENTS

As used herein, the term "Company" refers to Cyberboy Inc., a Nevada corporation, and its subsidiaries and predecessors unless otherwise indicated. Consolidated, unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended March 31, 2001 and statements of operations, and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages 4 through 8 and are incorporated herein by this reference.









                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

                                 CYBERBOY, INC.
                          (A Development Stage Company)
                                  Balance Sheet
                                      as of
                                 March 31, 2001



                                                                                               (Unaudited)
                                                                                             March 31, 2001
                                                                                         -----------------------
ASSETS

CURRENT ASSETS:
     Cash                                                                               $                     86
                                                                                         -----------------------
     TOTAL CURRENT ASSETS                                                                                     86

TOTAL ASSETS                                                                            $                     86

                                                                                        ========================


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                                                        200
     Accounts payable - related party                                                                      2,760
                                                                                         -----------------------
     TOTAL CURRENT LIABILITIES                                                                             2,960

STOCKHOLDERS' EQUITY:

     Preferred stock, $.001 par value; authorized 5,000,000 shares; no shares issued                           -
     Common stock, $.001 par value; authorized 20,000,000 shares;
            2,042,000 shares issued and outstanding on March 31, 2001                                      2,042
     Additional paid-in capital                                                                              324
     Accumulated deficit during development stage                                                         (5,240)
                                                                                         -----------------------
     TOTAL STOCKHOLDERS' EQUITY                                                                           (2,874)
                                                                                         -----------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                              $                     86

                                                                                         =======================


    The accompanying notes are an integral part of these financial statements

                                 CYBERBOY, INC.
                          (A Development Stage Company)
                       Unaudited Statements of Operations
             For the Three Months Ended March 31, 2001 and 2000 and
             February 15, 1996 (Date of Inception) to March 31, 2001

                                                            March 31,    March 31,   Inception to
                                                              2001         2000     March 31, 2001
                                                         ------------  ----------  --------------
Revenue:
     None                                                $          - $         - $             -
                                                         ------------  ----------  --------------

Expenses:
     General and administrative costs                             165        959            5,240
                                                         ------------  ----------  --------------

Operating Profit (Loss)                                          (165)      (959)         (5,240)
                                                         ------------  ----------  --------------

Provision for income taxes                                          -           -               -

                                    Net Loss            $        (165) $    (959)   $     (5,240)

                                                         ============ ===========  ==============
Net loss per common share - basic                       $        0.00  $    0.00

                                                         ============ ===========

Weighted average number of shares outstanding - basic       2,042,000  1,042,822

                                                         ============ ===========

    The accompanying notes are an integral part of these financial statements

                                 CYBERBOY, INC.
                         (A Developmental Stage Company)
                       Unaudited Statements of Cash Flows
             For the Three Months Ended March 31, 2001 and 2000 and
             February 15, 1996 (Date of Inception) to March 31, 2001


                                                                                              February 15,
                                                                                                  1996
                                                                     March 31,  March 31,    (Inception) to
                                                                       2001       2000       March 31, 2001
                                                                     -------    --------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (loss)                                                      $  (165)   $   (959)    $    (5,240)
                                                                     -------    --------     ------------

     Adjustments to reconcile net loss to net cash (used) in operating activities:

          Stock issued for services                                        -           -            1,006
          Increase (decrease) in accounts payable                        200       1,010            2,960
                                                                     -------    --------     ------------

     Net cash provided (used) by operating activities                     35          51           (1,274)
                                                                     -------    --------     ------------


CASH FLOWS FROM FINANCING ACTIVITIES:

     Stock subscriptions collected                                         -         360              360
     Capital contributions by incorporators                                -           -            1,000
                                                                     -------    --------     ------------
     Net cash provided by financing activities                             -         360            1,360

Net increase in cash                                                      35         411               86
                                                                     -------    --------     ------------

Cash, beginning                                                           51           -                -
                                                                     -------    --------     ------------

Cash, ending                                                         $    86    $    411     $         86

                                                                     =======    ========     ============

SUPPLEMENTAL SCHEDULE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:

     Issuance of common stock for services and expenses              $     -    $      -     $      1,006

                                                                     -------    --------     ------------


    The accompanying notes are an integral part of these financial statements

                                  CYBERBOY, INC
              NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
                                 March 31, 2001


1.  Basis of Presentation

The accompanying consolidated unaudited condensed financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, do not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company's Form 10-KSB, filed with the Securities and Exchange Commission. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim operations results are not necessarily indicative of the results for the full year ended December 31, 2001.

2.  Year 2000 Compliance

As of May 12, 2001 the Company has not had or become aware of any significant problems associated with Year 2000 issues.

3.  Additional footnotes included by reference

Except as indicated in Notes above, there have been no other material changes in the information disclosed in the notes to the financial statements included in the Company's Form 10-KSB, filed with the Securities and Exchange Commission. Therefore, those footnotes are included herein by reference.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operations

     The Company's plan of operation for the coming year was as of March 31, 2001 to identify and acquire a favorable business opportunity. Subsequent to the end of the reporting period of March 31, 2001 the Company signed a Stock Acquisition Agreement with the shareholders of C-Cubed Solutions, Inc. providing for the transfer of 100% of all outstanding shares of C-Cubed Solutions, Inc. to the Company in exchange for the issuance of 22,700,000 shares of the Company's common stock, to be distributed pro-rata to the shareholders of C-Cubed. Prior to closing this transaction the Company is awaiting the completion of its due diligence review of information related to C-Cubed. C-Cubed Solutions will become the primary operations for the Company upon closing of the Stock Acquisition Agreement. Funding for the next twelve months will come from the cash generated from the operations of C-Cubed. Additional funding as required may be sought from the sale of securities in both private placements and registrations, operating loans from a financial institution or loans from its primary shareholder. It is anticipate that these sources of funds will be sufficient for the Company to meet its operating expenses through the end of 2001.

     C-Cubed  Solutions,  Inc.  will  operate as a  subsidiary  of the  Company.
     C-Cubed Solutions, Inc. was formed in June of 2000 for the purpose of providing high quality personal support to web sites and their customers.


                                     PART II

ITEM 2.           RECENT SALES OF UNREGISTERED SECURITIES

     On May 1, 2001 the Company signed a purchase agreement with Richard Surber, its former President, for the purchase of 1,000,000 shares of common stock in exchange for a cash payment of $5,000. These shares were acquired in a private transaction and the shares are to be returned to the Company's treasury. The purchase will be made to facilitate the transfer of C-Cubed Solutions, Inc. to the Company.

     On May 1, 2001, a Unanimous Written Consent to Action without a Meeting of the Board of Directors of the Company was signed wherein Maier Silver was appointed to and accepted the positions of Treasurer and Director of the Company and Steve Durham was appointed to and accepted the position of Chief Executive Officer (CEO) of the Company.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 10 of this Form 10-QSB, and are incorporated herein by this reference.

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the period covered by this Form 10- QSB.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 14th day of May, 2001.



CYBERBOY, INC.



 /s/ Steve Durham                                 May 14, 2001
 ----------------                               --------------
 Steve Durham                                   Date
 CEO

                                INDEX TO EXHIBITS

EXHIBIT    PAGE
NO.        NO.      DESCRIPTION

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

10(i)      11       Stock Purchase Agreement, dated May 1, 2001 between the
                    Company and Richard Surber for the purchase of 1,000,000 shares of the Company's common stock from Mr. Surber in exchange for a cash payment of $5,000.




* Indicates documents incorporated by reference.

                            STOCK PURCHASE AGREEMENT

          This Stock Purchase Agreement ("Agreement") is entered into this 1st day of May, 2001 by and between Richard D. Surber ("Surber") an individual and President of Cyberboy, Inc. with a principal office located at 268 West 400 South, Suite 300, Salt Lake City, Utah 84101, and Cyberboy, Inc., a Nevada corporation ("Cyberboy") with principal offices located at 3550 Wilshire Boulevard, Suite 900, Los Angeles, California 90010.

         WHEREAS, Surber desires to sell to Cyberboy One Million (1,000,000) shares of the common stock of Cyberboy, Inc. ("Shares").

         WHEREAS, Cyberboy will pay Five Thousand Dollars ($5,000) to Surber in exchange for delivery of all certificates in negotiable form representing the Shares.

         NOW, THEREFORE with the above being incorporated into and made a part hereof for the mutual consideration set out herein and, the receipt and sufficiency of which is hereby acknowledged, the parties agree as follows:

1.       Exchange.  Cyberboy will pay $5,000 to Surber or assigns on or before
                  May 31, 2001 and Surber will:
         a. Deliver the Shares with all the necessary executed medallion stock powers to transfer ownership to Cyberboy for delivery no later than 7 days after receipt of payment from Cyberboy; and

         b.       Cyberboy will deliver to Surber the sum of $5,000.00.

2.       Termination.  This Agreement may be terminated at any time prior to the
                  Closing Date:

         A.       By Surber or Cyberboy:

                  (1) If there shall be any actual or threatened action or proceeding by or before any court or any other governmental body which shall seek to restrain, prohibit, or invalidate the transactions contemplated by this Agreement and which, in judgement of such Board of Directors made in good faith and based upon the advice of legal counsel, makes it inadvisable to proceed with the transactions contemplated by this Agreement; or

                  (2) If the Closing shall have not occurred prior to May 31, 2001, or such later date as shall have been approved by parties hereto, other than for reasons set forth herein.

         B.       By Cyberboy:

                  (1) If Surber shall fail to comply in any material respect with any of his covenants or agreements contained in this Agreement or if any of the representations or warranties of Surber contained herein shall be inaccurate in any material respect; or

         C.       By Surber:

                  (1) If Cyberboy shall fail to comply in any material respect with any of its covenants or agreements contained in this Agreement or if any of the representations or warranties of Cyberboy contained herein shall be inaccurate in any material respect;

         In the event this Agreement is terminated pursuant to this Paragraph, this Agreement shall be of no further force or effect, no obligation, right, or liability shall arise hereunder, and each party shall bear its own costs as well as the legal, accounting, printing, and other costs incurred in connection with negotiation, preparation and execution of the Agreement and the transactions herein contemplated.

3. Representations and Warranties of Surber. Surber hereby represents and warrants that effective this date and the Closing Date, the following representations are true and correct:

         A. Authority. Surber has the full power and authority to enter this Agreement and to carry out the transactions contemplated by this Agreement.

         B. No Conflict With Other Instruments. The execution of this Agreement will not violate or breach any document, instrument, agreement, contract, or commitment material to the business of Surber to which Surber is a party and has been duly authorized by all appropriate and necessary action.

         C. Deliverance of Shares. As of the Closing Date, the shares to be delivered to Cyberboy will be restricted and constitute valid and legally issued shares of Cyberboy, fully paid and non-assessable and equivalent in all respects to all other issued and outstanding shares of Cyberboy restricted stock.

         D. No Conflict with Other Instrument. The execution of this agreement will not violate or breach any document, instrument, agreement, contract or commitment material to Surber.

4.       Representations and Warranties of Cyberboy.

         Cyberboy hereby represents and warrants that, effective this date and the Closing Date, the representations and warranties listed below are true and correct.

         A. Corporate Authority. Cyberboy has the full corporate power and authority to enter this Agreement and to carry out the transactions contemplated by this Agreement. The Board of Directors of Cyberboy has duly authorized the execution, delivery, and performance of this Agreement.

         B. No Conflict With Other Instruments. The execution of this Agreement will not violate or breach any document, instrument, agreement, contract, or commitment material to the business of Cyberboy to which Cyberboy is a party and has been duly authorized by all appropriate and necessary action.

         C. No Conflict with Other Instrument. The execution of this agreement will not violate or breach any document, instrument, agreement, contract or commitment material to Cyberboy.

5.       Closing.   The Closing as herein referred to shall occur upon such date as the parties hereto may mutually agree upon, but is expected to be on or before May 31, 2001.

         At closing Cyberboy will deliver $5,000 to Surber, and Surber will deliver the Shares to Cyberboy.

6. Conditions Precedent of Cyber Equestrian to Effect Closing. All obligations of Cyberboy under this Agreement are subject to fulfillment prior to or as of the Closing Date, as follows:

         A. The representations and warranties by or on behalf of Cyberboy contained in this Agreement or in any certificate or documents delivered to Cyberboy pursuant to the provisions hereof shall be true in all material respects as of the time of Closing as though such representations and warranties were made at and as of such time.

         B. Cyberboy shall have performed and complied with all covenants, agreements and conditions required by this Agreement to be performed or complied with by it prior to or at the Closing.

         C. All instruments and documents delivered to Cyberboy pursuant to the provisions hereof shall be reasonably satisfactory to Cyberboy's legal counsel.

7. Conditions Precedent of Surber to Effect Closing. All obligations of Surber under this Agreement are subject to fulfillment prior to or as of the date of Closing, as follows:

         A. The representations and warranties by or on behalf of Surber contained in this Agreement or in any certificate or documents delivered to Surber pursuant to the provisions hereof shall be true in all material respects as of the time of Closing as though such representations and warranties were made at and as of such time.

         B. Surber shall have performed and complied with all covenants, agreements and conditions required by this Agreement to be performed or complied with by it prior to or at the Closing.

         C. All instruments and documents delivered to Surber pursuant to the provisions hereof shall be reasonably satisfactory to Surber's legal counsel.

8. Damages and Limit of Liability. Each party shall be liable, for any material breach of the representations, warranties, and covenants contained herein which results in a failure to perform any obligation under this Agreement, only to the extent of the expenses incurred in connection with such breach or failure to perform Agreement.

9. Nature and Survival of Representations and Warranties. All representations, warranties and covenants made by any party in this Agreement shall survive the Closing hereunder. All of the parties hereto are executing and carrying out the provisions of this Agreement in reliance solely on the representations, warranties and covenants and agreements contained in this Agreement or at the Closing of the transactions herein provided for and not upon any investigation upon which it might have made or any representations, warranty, agreement, promise, or information, written or oral, made by the other party or any other person other than as specifically set forth herein.

10. Indemnification Procedures. If any claim is made by a party which would give rise to a right of indemnification under this paragraph, the party seeking indemnification (Indemnified Party) will promptly cause notice thereof to be delivered to the party from whom indemnification is sought
(Indemnifying Party). The Indemnified Party will permit the Indemnifying Party to assume the defense of any such claim or any litigation resulting from the claims. Counsel for the Indemnifying Party which will conduct the defense must be approved by the Indemnified Party (whose approval will not be unreasonably withheld), and the Indemnified Party may participate in such defense at the expense of the Indemnified Party. The Indemnifying Party will not in the defense of any such claim or litigation, consent to entry of any judgement or enter into any settlement without the written consent of the Indemnified Party (which consent will not be unreasonably withheld). The Indemnified Party will not, in connection with any such claim or litigation, consent to entry of any judgement or enter into any settlement without the written consent of the Indemnifying Party (which consent will not be unreasonably withheld). The Indemnified Party will cooperate fully with the Indemnifying Party and make available to the Indemnifying Party all pertinent information under its control relating to any such claim or litigation. If the Indemnifying Party refuses or fails to conduct the defense as required in this Section, then the Indemnified Party may conduct such defense at the expense of the Indemnifying Party and the approval of the Indemnifying Party will not be required for any settlement or consent or entry of judgement.

11. Default at Closing. Notwithstanding the provisions hereof, if Surber shall fail or refuse to deliver any of the Shares, or shall fail or refuse to consummate the transaction described in this Agreement prior to the Closing Date, such failure or refusal shall constitute a default by Surber and Cyberboy at its option and without prejudice to its rights against such defaulting party, may either (a) invoke any equitable remedies to enforce performance hereunder including, without limitation, an action or suit for specific performance, or
(b) terminate all of its obligations hereunder with respect to Surber.

12. Costs and Expenses. Cyberboy and Surber shall bear their own costs and expenses in the proposed exchange and transfer described in this Agreement. Cyberboy and Surber have been represented by their own attorneys in this transaction, and shall pay the fees of their attorneys, except as may be expressly set forth herein to the contrary.

13. Notices. Any notice under this Agreement shall be deemed to have been sufficiently given if sent by registered or certified mail, postage prepaid, addressed as follows:

     To Surber:                             To Cyberboy:
     268 West 400 South, Suite 300          Cyberboy, Inc.
     Salt Lake City, Utah 84101             3550 Wilshire Boulevard, Suite 900
                                            Los Angeles, California 90010
14.      Miscellaneous.

         A. Further Assurances. At any time and from time to time, after the effective date, each party will execute such additional instruments and take such additional steps as may be reasonably requested by the other party to confirm or perfect title to any property transferred hereunder or otherwise to carry out the intent and purposes of this Agreement.


         B. Waiver. Any failure on the part of any party hereto to comply with any of its obligations, agreements, or conditions hereunder may be waived in writing by the party to whom such compliance is owed.

         C. Brokers. Neither party has employed any brokers or finders with regard to this Agreement not disclosed herein.

         D. Headings. The section and subsection headings in this Agreement are inserted for convenience only and shall not affect in any way the meaning or interpretation of this Agreement.

         E. Counterparts. This Agreement may be executed simultaneously in two or more counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

         F. Governing Law. This Agreement was negotiated and is being contracted for in the State of Utah, and shall be governed by the laws of the State of Utah, notwithstanding any conflict-of-law provision to the contrary. Any suit, action or legal proceeding arising from or related to this Agreement shall be submitted for binding arbitration resolution to the American Arbitration Association, in Salt Lake City, Utah, pursuant to their Rules of Procedure or any other mutually agreed upon arbitrator. The parties agree to abide by decisions rendered as final and binding, and each party irrevocably and unconditionally consents to the jurisdiction of such arbitrator and waives any objection to the laying of venue in, or the jurisdiction of, said Arbitrator.

         G. Binding Effect. This Agreement shall be binding upon the parties hereto and inure to the benefit of the parties, their respective heirs, administrators, executors, successors, and assigns.

         H. Entire Agreement. The Agreement contains the entire agreement between the parties hereto and supersedes any and all prior agreements, arrangements or understandings between the parties relating to the subject matter hereof. No oral understandings, statements, promises or inducements contrary to the terms of this Agreement exist. No representations, warranties covenants, or conditions express or implied, other than as set forth herein, have been made by any party.

         I. Severability. If any part of this Agreement is deemed to be unenforceable the balance of the Agreement shall remain in full force and effect.

IN WITNESS WHEREOF, the parties have executed this Agreement the day and year first above written.

     Surber                            Cyberboy, Inc.,
                                       a Nevada corporation


     /s/  Richard D. Surber            By:/s Steve Durham
     ----------------------            ------------------
     Richard D. Surber                 Name: Steve Durham
                                       Its: CEO